Form 10-K
period 2007-12-31
Capital One Auto Finance Trust 2007-C
filed 2008-03-28
CIK 1410017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                                                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

or

☐                                                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                             .

333-142062-03

(Commission File Number for the Issuing Entity)

CAPITAL ONE AUTO FINANCE TRUST 2007-C

(Exact name of the Issuing Entity as specified in its charter)

333-142062
(Commission File Number for the Depositor)

CAPITAL ONE AUTO RECEIVABLES, LLC

(Exact name of the Depositor as specified in its charter)

CAPITAL ONE AUTO FINANCE, INC.

(Exact name of the Sponsor as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization for the Issuing Entity and the Depositor)

51-6593330

(I.R.S. Employer Identification No. for the Issuing Entity)

31-1750007

(I.R.S. Employer Identification No. for the Depositor)

140 East Shore Drive

Room 1052-D

Glen Allen, Virginia 23059

(Address of principal executive offices)

(804) 290-6736

(Telephone number, including area code)

None

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:     None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:     None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None

Registrant does not have any voting stock.

Documents Incorporated by Reference. See Item 15(b).

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(A)                              Item 1:    Business

(B)                                Item 1A: Risk Factors

(C)                                Item 2:    Properties

(D)                               Item 3:    Legal Proceedings

(E)                                 Item 4:    Submission of Matters to a Vote of Security Holders

Item 1B. Unresolved Staff Comments.

Not applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by Capital One Auto Finance Trust 2007-C (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

The consolidated financial statements of Financial Guaranty Insurance Company (“FGIC”) and its subsidiaries are included in this Form 10-K. You should be aware that any such financial statements may be modified or superseded by FGIC at a later date. You should not assume that information concerning FGIC is accurate as of any date other than the date of the financial statements included in this Form 10-K.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB. Legal Proceedings.

There are no material legal or governmental proceedings pending against Capital One Auto Finance, Inc. (“COAF”), Capital One Auto Receivables, LLC (the “Depositor”), Capital One, National Association (“CONA”), REMITCO, LLC, the Issuing Entity, Onyx Acceptance Corp. (“Onyx”), Deutsche Bank Trust Company Americas, as Indenture Trustee or Wilmington Trust Company, as Owner Trustee, or of which any property of the foregoing is the subject. COAF, Onyx and CONA are currently parties to various legal proceedings arising from time to time in the ordinary course of their businesses, some of which purport to be class actions. Based on information currently available, it is the opinion of COAF, Onyx and CONA that the eventual outcome of any currently pending legal proceeding, individually or in the aggregate, will not have a material adverse effect on their ability to perform their obligations in relation to the receivables. No assurance, however, can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on COAF, Onyx or CONA. Any such unfavorable outcome could adversely affect the ability of

COAF, Onyx or CONA to perform their respective obligations with respect to the receivables and potentially lead to the replacement of Onyx (as successor in interest to COAF) with a successor servicer.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(A)	Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(B)	Item 6:	Selected Financial Data

(C)	Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(D)	Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

(E)	Item 8:	Financial Statements and Supplementary Data

(F)	Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(G)	Item 9A:	Controls and Procedures

Item 9A(T). Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(A)	Item 10:	Directors, Executive Officers, and Corporate Governance

(B)	Item 11:	Executive Compensation

(C)	Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(D)	Item 13:	Certain Relationships and Related Transactions, and Director Independence

(E)	Item 14:	Principal Accountant Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as Servicer), First Data Resources, Inc., REMITCO LLC, FDI Computer Consulting, Inc. and Deutsche Bank Trust Company Americas (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. More recent guidance from the SEC staff identified additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant’s business model and the transactions in which it is involved.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the SEC’s regulations are new and the guidance that is available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

Item 1123 of Regulation AB. Servicer Compliance Statements.

The Sponsor (in its role as servicer as of and for the period ended December 31, 2007) and CONA have been identified by the registrant as the servicers meeting the criteria of Item 1108(a)(2)(i), (ii) or (iii) with respect to the asset pool held by the Issuing Entity. The Sponsor and CONA have each completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of the Sponsor and CONA, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.

PART IV

Item 15. Exhibits And Financial Statement Schedules.

(a)(1)       Not Applicable.

(a)(2)       Not Applicable.

(a)(3)       Not Applicable.

(b)           Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1	Amended and Restated Limited Liability Company Agreement of the Registrant dated as of July 26, 2001.**

Exhibit 4.1	Amended and Restated Trust Agreement dated October 11, 2007 between the Registrant and Wilmington Trust Company, in its capacity as owner trustee.*

Exhibit 4.2	Indenture dated October 11, 2007 between the Issuing Entity and Deutsche Bank Trust Company Americas, as the indenture trustee (the “Indenture Trustee”) (including forms of Notes).*

Exhibit 4.3	Note Guaranty Insurance Policy dated as of October 11, 2007 delivered by Financial Guaranty Insurance Company (the “Note Insurer”).*

Exhibit 10.1	Purchase Agreement dated October 11, 2007 between the Registrant and COAF.*

Exhibit 10.2	Sale and Servicing Agreement dated October 11, 2007 between the Registrant, the Issuing Entity, and the Indenture Trustee.*

Exhibit 10.3	Administration Agreement dated October 11, 2007 among the Issuing Entity, COAF, as the administrator, and the Indenture Trustee.*

Exhibit 10.4	Insurance Agreement dated as of October 11, 2007 among the Note Insurer, COAF, the Registrant, the Issuing Entity and the Indenture Trustee.*

Exhibit 10.5	ISDA Master Agreement dated as of October 11, 2007 between the Issuing Entity and Barclays Bank PLC (the “Swap Counterparty”).*

Exhibit 10.6	Schedule to the ISDA Master Agreement dated as of October 11, 2007 between the Issuing Entity and the Swap Counterparty.*

Exhibit 10.7	The Class A-2-B Swap Transaction Confirmation dated as of October 11, 2007 between the Issuing Entity and the Swap Counterparty.*

Exhibit 10.8	The Class A-3-B Swap Transaction Confirmation dated as of October 11, 2007 between the Issuing Entity and the Swap Counterparty.*

Exhibit 31.1	Certification of Capital One Auto Finance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of Capital One Auto Finance, Inc.

Exhibit 33.2	Report on Assessment of Compliance with SEC Regulation AB Criteria by First Data Resources, Inc. and its affiliate REMITCO LLC.

Exhibit 33.3	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities of FDI Computer Consulting, Inc.

Exhibit 33.4	Report on Assertion of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas.

Exhibit 34.1

Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities relating to Capital One Auto Finance, Inc.

Exhibit 34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with SEC Regulation AB Criteria by First Data Resources, Inc. and its affiliate REMITCO LLC

Exhibit 34.3	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities relating to FDI Computer Consulting, Inc.

Exhibit 34.4	Attestation Report of Independent Registered Public Accounting Firm on Assertion of Compliance with Servicing Criteria for Asset-Backed Securities relating to Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of Capital One Auto Finance, Inc.

Exhibit 35.2	Servicing Compliance Statement of Capital One, National Association.

Exhibit 99.1	The consolidated financial statements of FGIC and its subsidiaries as of December 31, 2007.

(c)           Not Applicable.

*Incorporated by reference from the Form 8-K of the Registrant and the Issuing Entity filed on October 15, 2007.

**Incorporated by reference from Exhibit 3.1 filed with Form 8-K of the Registrant, file no. 333-54736, on August 6, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2008

CAPITAL ONE AUTO RECEIVABLES, LLC, as Depositor

By:	/s/Stephen Linehan
	Name:	Stephen Linehan*
	Title:	Treasurer

* Stephen Linehan is the senior officer in charge of securitization of Capital One Auto Receivables, LLC.

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 3.1	Amended and Restated Limited Liability Company Agreement of the Registrant dated as of July 26, 2001.**

Exhibit 4.1	Amended and Restated Trust Agreement dated October 11, 2007 between the Registrant and Wilmington Trust Company, in its capacity as owner trustee.*

Exhibit 4.2	Indenture dated October 11, 2007 between the Issuing Entity and Deutsche Bank Trust Company Americas, as the indenture trustee (the “Indenture Trustee”) (including forms of Notes).*

Exhibit 4.3	Note Guaranty Insurance Policy dated as of October 11, 2007 delivered by Financial Guaranty Insurance Company (the “Note Insurer”).*

Exhibit 10.1	Purchase Agreement dated October 11, 2007 between the Registrant and COAF.*

Exhibit 10.2	Sale and Servicing Agreement dated October 11, 2007 between the Registrant, the Issuing Entity, and the Indenture Trustee.*

Exhibit 10.3	Administration Agreement dated October 11, 2007 among the Issuing Entity, COAF, as the administrator, and the Indenture Trustee.*

Exhibit 10.4	Insurance Agreement dated as of October 11, 2007 among the Note Insurer, COAF, the Registrant, the Issuing Entity and the Indenture Trustee.*

Exhibit 10.5	ISDA Master Agreement dated as of October 11, 2007 between the Issuing Entity and Barclays Bank PLC (the “Swap Counterparty”).*

Exhibit 10.6	Schedule to the ISDA Master Agreement dated as of October 11, 2007 between the Issuing Entity and the Swap Counterparty.*

Exhibit 10.7	The Class A-2-B Swap Transaction Confirmation dated as of October 11, 2007 between the Issuing Entity and the Swap Counterparty.*

Exhibit 10.8	The Class A-3-B Swap Transaction Confirmation dated as of October 11, 2007 between the Issuing Entity and the Swap Counterparty.*

Exhibit 31.1	Certification of Capital One Auto Finance, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of Capital One Auto Finance, Inc.

Exhibit 33.2	Report on Assessment of Compliance with SEC Regulation AB Criteria by First Data Resources, Inc. and its affiliate REMITCO LLC.

Exhibit 33.3	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities of FDI Computer Consulting, Inc.

Exhibit 33.4	Report on Assertion of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas.

Exhibit 34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities relating to Capital One Auto Finance, Inc.

Exhibit 34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with SEC Regulation AB Criteria by First Data Resources, Inc. and its affiliate REMITCO LLC

Exhibit 34.3	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities relating to FDI Computer Consulting, Inc.

Exhibit 34.4	Attestation Report of Independent Registered Public Accounting Firm on Assertion of Compliance with Servicing Criteria for Asset-Backed Securities relating to Deutsche Bank Trust Company Americas.

Exhibit 35.1	Servicing Compliance Statement of Capital One Auto Finance, Inc.

Exhibit 35.2	Servicing Compliance Statement of Capital One, National Association.

Exhibit 99.1	The consolidated financial statements of FGIC and its subsidiaries as of December 31, 2007.

*Incorporated by reference from the Form 8-K of the Registrant and the Issuing Entity filed on October 15, 2007.

**Incorporated by reference from Exhibit 3.1 filed with Form 8-K of the Registrant, file no. 333-54736, on August 6, 2001.